Form 10-K
period 2025-12-31
Muzero Acquisition Corp
filed 2026-03-27
CIK 2093484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number: 001-43091

Muzero Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1892892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

136 Madison Avenue, 6th Floor New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 722-3311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable Warrant	MUZEU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	MUZE	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	MUZEW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐       No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☒         No  ☐

The registrant’s securities were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2025. The registrant’s Units began trading on the Global Market tier of The Nasdaq Stock Market LLC on January 30, 2026, the registrant’s Class A Ordinary Shares and Warrants commenced separate trading on March 23, 2026. Accordingly, there was no market value for the registrant’s common equity as of the last business day of the second fiscal quarter of 2025.

As of March 27, 2026, there were 20,611,875 Class A Ordinary Shares, par value $0.0001 per share, and 6,708,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

Muzero Acquisition Corp

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	the pool of prospective target businesses;

●	our ability to complete our initial Business Combination;

●	our expectations regarding the potential performance of the prospective target business or businesses;

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated January 29, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Advisors” are to Gary Linscott and Yiding (Frederick) He, the advisors to our Company;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of January 29, 2026;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 2, 2028, that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Muzero Acquisition Corp, a Cayman Islands exempted company;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $7,043,750 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination, subject to the terms of the Underwriting Agreement (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023, as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 2, 2026;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on October 23, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on December 3, 2025, as amended, and declared effective on January 29, 2026 (File No. 333-291923);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated January 29, 2026, which we entered into with our Sponsor, directors, officers and Advisors;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,625,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated January 29, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated January 29, 2026, which we entered into with BTIG, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants sold as part of the Public Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was initially $10.00 per Public Share as of the closing of the Initial Public Offering;

v

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated January 29, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Muzero Acquisition Sponsors LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $201,250,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated January 29, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated January 29, 2026, which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated January 29, 2026, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on October 10, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering and (iii) searching for and consummating a Business Combination. As of the date of this Report, we have not selected any specific Business Combination target. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Although we are initially focused on target businesses that are technology-enabled across any industry, we may pursue an acquisition opportunity in any business, sector or geographical location. We are focused on industries that complement our Management Team’s background, and to capitalize on the ability of our Management Team to identify and acquire a business. We seek to acquire established businesses of scale that we believe are poised for continued growth with capable management teams and strong unit economics, but potentially in need of financial, operational, strategic or managerial enhancement to maximize value.

Initial Public Offering

Our IPO Registration Statement became effective on January 29, 2026. On February 2, 2026, we consummated our Initial Public Offering of 20,125,000 Public Units, including 2,625,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $201,250,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 486,875 Private Placement Units to our Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit. generating gross proceeds to our Company of $4,868,750. Of those 486,875 Private Placement Units, the Sponsor purchased 335,938 Private Placement Units and BTIG purchased 150,937 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

A total of $201,250,000 of the proceeds from the Initial Public Offering and the Private Placement was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team consists of (i) Von Lam, our Chief Executive Officer and director, (ii) Yuming Zou, our Chief Financial Officer, (iii) Patrick Aber, our Chief Operating Officer and director, and (iv) Steven Maksymyk, our Chief Strategy Officer. We believe that the experience and capabilities of our Management Team makes us an attractive partner to potential target businesses, enhance our ability to complete a successful Business Combination and bring value to the business post-Business Combination. Our Management Team has broad sector knowledge through their collective involvement across a variety of industries, as well as extensive global capital markets experience, with local and cross-border capabilities allowing access to different sectors of the capital markets.

We must complete our initial Business Combination by (i) February 2, 2028, the end of our Combination Period, which is 24 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our Management Team possesses a multi-faceted skillset, combining decades of investment experience in public equity, public credit, private equity, venture capital and special situations credit with operating experience in a number of industries. We believe this background provides a foundation for identifying and evaluating a business’s capabilities and may assist in partnering with a management team in the context of a Business Combination.

●	Extensive Sourcing Network and Sector Familiarity. We leverage our team’s focus on sectors with which they are familiar. We have cultivated a range of industry relationships over time, which we believe may assist us in sourcing potential acquisition opportunities. Our target selection process is typically grounded in fundamental investing principles that emphasize investing in companies with what we perceive to be strong, underlying value propositions, defensible market positions, or the potential to achieve them. While our relationships span several industries, we are not limited to pursuing opportunities in any particular sector.

●	Strong Financial Position and Potential Flexibility. Upon the closing of the Initial Public Offering, we deposited $201,250,000 into the Trust Account and have a public market for our Public Units, Public Shares and Public Warrants. We believe this may provide a target business with a variety of options to facilitate a combination and fund future growth. Our structure could allow for the use of equity, debt or cash, potentially providing flexibility in designing a transaction. We have not, however, taken any steps to secure third party financing and would expect to do so only in connection with the consummation of our initial Business Combination. Accordingly, our flexibility in structuring an initial Business Combination may be constrained by our ability to arrange third-party financing, if required.

●	Strategic Value as a Public Company. We believe our structure may be attractive to certain prospective targets. We offer an alternative to a traditional initial public offering, which could enable a business to become public at a key inflection point where access to capital and a public profile can accelerate growth. As a public entity, a target gains access to public capital markets and additional tools to attract and retain talent.

●	Oversight from an Experienced Independent Board. Our Board of Directors is composed of independent members with professional experience in corporate governance, public company leadership, and global investments. Their collective experience includes senior leadership at global financial institutions, service on audit committees, and legal expertise in capital markets. We believe this experience will guide the Board in its oversight role. However, our independent directors own indirect interests in Founder Shares, which may create a conflict of interest in determining whether a particular target is appropriate for our initial Business Combination.

●	Technology and Artificial Intelligence Experience. While we are not limited to a particular industry, our Management Team has meaningful experience in technology enabled business models and artificial intelligence. This experience may provide added insight when identifying, evaluating and executing an initial Business Combination. However, this expertise is illustrative only and does not limit our ability to pursue an initial Business Combination in any business, industry, sector, or geography.

Our Acquisition Process

Our process for identifying and evaluating a potential target business is disciplined, and we leverage our Management Team’s network and expertise. The following is a summary of our process, which is subject to change and revision.

●	Sourcing and Origination. We leverage the extensive network of contacts of our Management Team, Board members and Advisors in an effort to generate a pipeline of potential opportunities. Our Management Team’s relationships, built over decades of investing in and operating companies, may provide us with access to a broad range of potential targets, including those that may not be widely marketed or available through traditional channels.

●	Qualitative Assessment and Screening. Potential targets are generally evaluated against our core investment principles. While we often seek to identify businesses that we believe possess durable competitive advantages, strong defensible franchise values, capable management teams and a sustainable position for long-term growth, we may also evaluate early-stage or disruptive companies where these attributes are still developing or where we believe our Management Team can help build them. This initial screening is designed to focus our efforts on the most compelling opportunities that align with our strategic criteria and our team’s sector expertise.

●	Due Diligence and Financial Analysis. For targets that pass our initial screening, we intend to conduct a customary due diligence review. This process is designed to deepen our understanding of the target’s business, including its financial performance, balance sheet quality, liquidity profile, business model and unit economics, market position, competitive landscape, operational strengths and weaknesses, legal and regulatory compliance and growth prospects. Our Management Team’s collective experience is expected to inform this review. However, we cannot assure you that our due diligence will uncover all material issues, uncover all past or future liabilities, or correctly assess the target’s prospects. Furthermore, we may be forced to rely on financial or operational information provided by the target that later proves to be inaccurate.

●	Transaction Structuring and Negotiation. We seek to utilize our Management Team’s transaction experience and capital structure acumen to negotiate and structure a Business Combination that we believe is in the best interests of our shareholders and positions the combined company for long-term success. Our financial position, including the funds in our Trust Account, may provide us with the flexibility to consider structures using cash, equity, debt or a combination thereof. We believe our status as a public company may make us an attractive partner, offering a target an alternative path to the public markets. We also expect to work with management to develop a public market strategy.

●	Approval and Post-Combination Support. Any potential initial Business Combination will be presented to our shareholders for approval as and to the extent described herein. Following a Business Combination, we may provide ongoing support to the combined company. Our Board’s governance practices and our Management Team’s, long-term, partnership-oriented mindset are designed to help navigate the public markets, implement growth strategies and drive value creation for all shareholders, if applicable and appropriate. However, you should be aware that our directors have financial interests in the Sponsor, including indirect interests in Founder Shares, that may conflict with your interests as a public shareholder. Because these Founder Shares will expire worthless if we do not complete an initial Business Combination, our directors may be incentivized to approve a Business Combination with a less-than-ideal target rather than liquidate.

Initial Business Combination

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the Deferred Fee and taxes payable on the interest earned on the Trust Account, if any, and such test, the “80% Test”). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses.

Members of our Management Team and our independent directors directly or indirectly own Founder Shares and/or Private Placement Units after the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. The low price that our Sponsor, officers, directors and Advisors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. If we are unable to complete our initial Business Combination within the Combination Period, the Founder Shares and Private Placement Units may expire worthless, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our Sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for Public Shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

Sponsor Information

Our Sponsor is a Delaware limited liability company, which was formed in October 2025 to invest in our Company. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in our Company. Von Lam and Yuming Zou are the managing members of our Sponsor, Muzero Acquisition Sponsors LLC, and hold voting and investment discretion with respect to the securities held by the Sponsor. As of the date of the Report, other than Von Lam and Yuming Zou, no other person has a direct or indirect material interest in our Sponsor. Our Chief Executive Officer and director, Von Lam, and our Chief Financial Officer, Yuming Zou, through their ownership in our Sponsor and as the managing members of our Sponsor, have a beneficial ownership interest in 6,708,333 Founder Shares. Our Chief Operating Officer and director, Patrick Aber, has received an indirect interest in 50,000 Founder Shares through membership interest in our Sponsor. Our Chief Strategy Officer, Steven Maksymyk, has received an indirect interest in 30,000 Founder Shares through membership interest in our Sponsor. In addition, each of our independent directors has received an indirect interest in the Founder Shares through membership interests in our Sponsor for service as our director. Sheldon Trainor-DeGirolamo, our Chairman, has received an indirect interest in 65,000 Founder Shares through membership interests in our Sponsor, Hope Ni has received an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor, and Derek Reisfield has received an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor. Other than members of our Management Team who are members of our Sponsor, none of the other members of our Sponsor participate in our Company’s activities.

Because our Sponsor acquired the Founder Shares at a nominal price ($0.004 per share), our Public Shareholders incurred immediate and substantial dilution upon the closing of the Initial Public Offering, assuming no value is ascribed to the Warrants included in the Units. Our Sponsor and Management Team could suffer a total loss of their investment if an initial Business Combination is not completed, but could still realize a substantial profit even if we complete an initial Business Combination that is highly dilutive, value-destructive or causes the trading price of our Public Shares to decline significantly below $10.00. Further, the Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion. Additionally, our Public Shareholders may experience dilution from the exercise of the 243,437 Private Placement Warrants, as well as conversion of any Working Capital Loans into units, if elected by the Sponsor or by another person or entity who made such Working Capital Loans. The exercise of the Warrants would cause the actual dilution to the Public Shareholders to be higher, particularly where a cashless exercise is utilized.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, approximately 25.0% of sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any units issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination or in connection with an amendment of the Amended and Restated Articles; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. Our Public Shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion.

The Sponsor and our officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor and our officers and directors with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in our shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may also suffer significant dilution. This dilution would increase to the extent that the anti-dilution provision of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial Business Combination. In addition, the cashless exercise of the Private Placement Warrants would further increase the dilution to our Public Shareholders.

In addition, in order to facilitate our initial Business Combination or for any other reason determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct a due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information that are made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. There is no current basis for our shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination.

Members of our Management Team directly or indirectly own Founder Shares and/or Private Placement Units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity. Our Amended and Restated Articles provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target, which could materially affect our ability to complete our initial Business Combination. The other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in Business Combinations. In order to minimize potential conflicts of interest which may arise from multiple affiliations with SPACs, unless a Business Combination opportunity is expressly offered to us or to one of our directors or officers solely in his or her capacity as our director and/or officer and such opportunity is one we are permitted to undertake and would otherwise be reasonable for us to pursue, subject to their other legal obligations, we expect that our officers and directors who become officers and/or directors of other SPACs during the Combination Period will present suitable target businesses to us and the other applicable SPACs based on which SPAC went public first and taking into account any contractual restrictions applicable to each such SPAC and other reasonable considerations (including, but not limited to, the relative sizes of the SPACs and the amount in trust compared to the sizes of the targets, the need or desire for additional financings, the amount of time required to complete a Business Combination and the relevant experience of the directors and officers involved with a particular blank check company).

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination in the amount of $201,250,000 following the closing of the Initial Public Offering (assuming no redemptions and before payment of the Deferred Fee), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Potential Additional Financings

We may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity, preferred equity, convertible preferred equity or convertible debt issuances, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. As of the date of this Report, we have not selected any specific Business Combination target, but may target businesses with enterprise values that are greater than what we could acquire with the net proceeds of the Initial Public Offering and the Private Placement. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Such additional financing may be in the form of private placement transactions (so-called PIPE transactions), which may be in the form of an equity, convertible preferred equity, debt or convertible debt transactions. The price of the Public Share so issued in connection with an initial Business Combination may be less, and potentially significantly less, than $10.00 per Public Share or the market price for our Public Shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our Public Shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial Business Combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per Public Share or the market price for our Public Shares at such time. Such issuances could also result in additional transaction costs related to our initial Business Combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions. Although we have no commitments as of the date of this Report to issue any notes or other debt, or to otherwise incur debt following the Initial Public Offering, we may choose to pursue a Business Combination in connection with which we incur substantial debt. No issuance of debt will affect the per share amount available for redemption from the Trust Account.

However, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on the assets of the post-Business Combination company if its operating revenues are insufficient to repay its debt obligations;

●	acceleration of the post-Business Combination company’s obligations to repay such indebtedness, even if it makes all principal and interest payments when due, if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	the post-Business Combination company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	the post-Business Combination company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of the post-Business Combination company’s cash flow to pay principal and interest on its debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on the post-Business Combination company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates; and

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation, and limitations on the post-Business Combination company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors who have less debt.

We cannot assure you that financing will be available to us on acceptable terms, if at all. None of our Sponsor, directors or officers or their affiliates are obligated to provide any such financing to us. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Sources of Target Businesses

We believe our Management Team’s significant operating and transaction experience and relationships provide us with a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our Management Team, Board and our Advisors have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team, Board and Advisors sourcing, acquiring and financing businesses, the reputation of our Management Team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

This network has provided our Management Team with a flow of referrals that has resulted in numerous transactions that were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our Management Team will provide us important sources of investment opportunities.

In addition, target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our Initial Public Offering prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors, Advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

We may engage a finder only if our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of us; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, Advisors and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, Advisors and their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, directors, officers, Advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, Advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. To the extent such securities are purchased, such public securities will not be voted as required by Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01 promulgated by the SEC.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, officers, Advisors and their affiliates anticipate that they may identify the Public Shareholders with whom our Sponsor, directors, officers, Advisors and their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, directors, officers, Advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Sponsor, directors, officers, Advisors and their affiliates will select from which Public Shareholders to purchase Public Shares based on the negotiated price and number of Public Shares and any other factors that they may deem relevant, and will be restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, directors, officers, Advisors and their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, officers, Advisors and their affiliates were to purchase Public Shares or warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, directors, officers, Advisors and their affiliates may purchase Public Shares or Public Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers, Advisors and their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, Advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, directors, officers, Advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the Business Combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, Advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by our Sponsor, directors, officers, Advisors and their affiliates;

○	the impact, if any, of the purchases by our Sponsor, directors, officers, Advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;

○	the identities of our security holders who sold to our Sponsor, directors, officers, Advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, Advisors and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. The Redemption Price was initially $10.00 per Public Share following the closing of the Initial Public Offering. The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the Underwriters. Our Sponsor, officers, directors and Advisors have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the shareholder approval requirements of the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution. The Amended and Restated Articles also require that resolutions put to the vote of a meeting shall be decided on a poll, in accordance with section 60(4) of the Companies Act and regard shall be had to the number of votes to which each member is entitled to cast when computing whether the requisite approval threshold has been obtained to pass a Special Resolution, so long as we offer redemption in connection with such amendment.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers, directors and Advisors have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Sponsor’s Founder Shares and Private Placement Shares, we would need 6,615,834 Public Shares, or 32.87% of the 20,125,000 Public Shares sold in the Initial Public Offering, to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming all outstanding Ordinary Shares are voted and the parties to the Letter Agreement do not acquire any Class A Ordinary Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Articles vote their Ordinary Shares at a general meeting of our shareholders, we would not need any Public Shares in addition to our Sponsor’s Founder Shares and Private Placement Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination by an Ordinary Resolution. However, if our initial Business Combination is structured as a statutory merger or consolidation of our Company with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution, or a resolution approved in writing by all of the holders of the issued and outstanding Ordinary Shares entitled to vote on such matter. The Amended and Restated Articles require that resolutions put to the vote of a meeting shall be decided on a poll, in accordance with section 60(4) of the Companies Act and regard shall be had to the number of votes to which each member is entitled to cast when computing whether the requisite approval threshold has been obtained to pass a Special Resolution.

In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares have the right to vote (i) to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial Business Combination that contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates (if any) to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or Public Shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemptions Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provide that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates (if any) in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates (if any) to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering Public Shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If our Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes, if any, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers, directors and Advisors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period; although, they are entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers, directors and Advisors have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,200,000 of proceeds held outside the Trust Account following closing of the Initial Public Offering, although we cannot assure our shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the Redemption Price upon our dissolution would be approximately $10.00 as of the closing of the Initial Public Offering. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, with funds from outside the Trust Account, we cannot assure our shareholders that we will have sufficient funds to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, in each case less (x) taxes payable, if any, and (y) up to $100,000 for dissolution expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the Redemption Price will not be less than $10.00 per Public Share (as of the closing of the Initial Public Offering).

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. Following our Initial Public Offering, we have access to up to $1,200,000 from the proceeds of the Initial Public Offering held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.00 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) if they redeem their respective Public Shares for cash (x) upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination or (y) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (1) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter significant competition from other entities having a business objective similar to ours (including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions), which competition may impact the attractiveness of the acquisition terms that we will be able to negotiate. Many of these entities are well-established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources that are similar to or greater than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with the exercise of redemption rights by our Public Shareholders may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either or both of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless.

Employees

We currently have four officers: Mr. Lam, Mr. Zou, Mr. Aber and Mr. Maksymyk. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Public Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Withum, our independent registered public accounting firm. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 2, 2031, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following are brief descriptions of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no operating revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, which is completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to our shareholders in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. In addition, the Underwriters are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	in order to effectuate an initial Business Combination, SPACs have, in the recent past, amended various provisions of their memorandums and articles of association, and the governing instruments. We cannot assure our shareholders that we will not seek to amend our Amended and Restated Articles and governing agreements in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Warrants would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Sponsor directors, officers, Advisors and their respective affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Warrants;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to shareholders of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond February 2, 2028 before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial Business Combination, our shareholders are unable to ascertain the merits or risks of any particular target business’ operations;

●	we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;

●	unlike some other similarly structured SPACs, our Sponsor, officers, directors and Advisors will receive additional Class Ordinary Shares if we issue shares under certain circumstances to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, the absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree and have redeemed;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	if our initial Business Combination involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the per share trading price of the combined company may decline below the initial value of the Public Units after our initial Business Combination;

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Warrant holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited. Von Lam, our Chief Executive Officer, and Yuming Zou, our Chief Financial Officer, both U.S. citizens, are the managing members of our Sponsor, Muzero Acquisition Sponsors LLC, and hold 100% of the voting and investment discretion with respect to the securities held by the Sponsor. Other members of the Sponsor include certain of our officers and directors, as well as purely passive investors who have no voting or investment discretion and are not involved in the management or operations of the Sponsor or our Company. Approximately 36.5% of the total allocated membership interests in the Sponsor are owned by U.S. persons on a look-through basis, and approximately 63.5% of interests in the Sponsor are owned by non-U.S. persons on a look-through basis. Of the interests in the Sponsor owned by non-U.S. persons, approximately 25.0% are held by persons in the People’s Republic of China (of which 12.1% are U.S. residents and 6.5% are Singapore residents), 14.1% are held by persons in New Zealand, 11.4% are held by persons in Mauritius, 5.8% are held by persons in the United Kingdom, 5.8% are held by persons in Hong Kong, and 1.3% are held by persons in Canada. Although the Sponsor is funded in part by non-U.S. persons, given that U.S. citizens hold 100% of the voting and investment discretion and the non-U.S. members are purely passive, we do not believe the Sponsor is controlled by a foreign person. However, given the substantial percentage of membership economic interests held by non-U.S. persons, CFIUS may still consider our Company to be a “foreign person” or otherwise assert jurisdiction over our initial Business Combination. If CFIUS considers us to be a “foreign person” and a target company is a U.S. business that engages in activities related to critical technologies, critical infrastructure, or sensitive personal data, we could be subject to CFIUS review, which could delay or prevent us from completing an initial Business Combination within our Combination Period;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Warrant holders;

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team, Board and Advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented. Furthermore, our Amended and Restated Articles explicitly waive the corporate opportunity doctrine. As a result, our officers and directors are not legally required to present attractive business opportunities to us and may direct the most attractive targets to their other affiliated funds or companies, which could materially limit the pool of targets available to us;

●	members of our Management Team and Board have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Sponsor, directors and officers will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination. Our Sponsor and Management Team could realize a substantial profit on their investment even if we complete a Business Combination that is highly dilutive, value-destructive, or causes the trading price of our Public Shares to decline significantly below $10.00, resulting in a loss to our Public Shareholders;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit our shareholders’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Warrants, potentially at a loss;

●	our Sponsor paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a Public Warrant could be decreased, all without shareholder approval;

●	the Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company;

●	a provision of the Warrant Agreement may make it more difficult for us to consummate an initial Business Combination;

●	our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our initial Business Combination;

●	because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the Units may be worth less than units of other SPACs;

●	Warrant holders will not be permitted to exercise their Warrants unless we register and qualify the underlying Class A Ordinary Shares or certain exemptions are available;

●	holders may only be able to exercise Public Warrants on a “cashless basis” under certain circumstances, and if they do so, they will receive fewer Class A Ordinary Shares from such exercise than if they were to exercise such Public Warrants for cash;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor, Muzero Acquisition Sponsors LLC, and other holders of our Private Placement Units (and their underlying securities) may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders; and

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

For more detailed descriptions of these and other risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions and armed conflicts in the Ukraine and Russia and in the Middle East between United States, Israel and Iran and others, as well as by other events that are outside of our control.

Our ability to find a potential target business and the business of any company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, United States and global markets have experienced and may continue to experience volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent conflict in the Middle East and Southwest Asia between the United States, Israel and Iran and others. Recent hostilities between the United States, Israel and Iran and others have caused significant disruption in the normal flow of oil, refined petroleum products and related commodities, with consequent price rises and associated economic volatility. In response to such conflicts, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in locations related to the conflicts, including but not limited to Iran, and there have been retaliatory military responses, increasing geopolitical tensions among a number of nations.

The invasion of Ukraine by Russia and the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts and geopolitical turmoil are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, changes in consumer or producer purchasing behavior and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Similarly, other events outside of our control, including natural disasters, climate-related events and pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, and any such events may cause significant volatility and declines in the global markets and have disproportionate impacts to certain industries or sectors and disruptions to commerce (including economic activity, travel and supply chain), and may adversely affect the global economy or capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict involving the United States, Israel and Iran and others in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time, if geopolitical tensions result in expanded military operations on a global scale or if there are disruptions in the supply of oil or other commodities.

Any such disruptions may also have the effect of heightening many of the other risks described in this Item. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing, which may be impacted by these and other events, including as a result of increased market volatility or decreased availability of third-party financing on acceptable terms or at all.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others and other in the Middle East and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before February 2, 2028, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

As part of our exploration of opportunities for a Business Combination in technology-driven fields, we intend to investigate potentially appropriate targets in the artificial intelligence (“AI”) sector. Selecting a target company that provides AI services (an “AI target company”) would subject us to multiple risks that are specific to the AI sector. While our Board of Directors would consider these and other risks in evaluating any prospective AI target company, there can be no assurance that all material risks will be identified or that such risks will be appropriately evaluated or mitigated, and we may have limited ability to assess or mitigate such risks prior to consummating a Business Combination.

As part of our exploration of opportunities for a Business Combination in technology-driven fields, we intend to investigate potentially appropriate targets in the AI sector. Selecting a AI target company would subject us to multiple risks that are specific to the AI sector. Among these risks are the following:

●	AI technology was only developed recently and continues to evolve. As a result, the market for AI services is subject to rapid and significant technological change. There can be no assurances that any AI target company that we select for a Business Combination would be able to respond to these changes effectively.

●	AI is an intensely competitive market sector and is expected to remain so for the foreseeable future. Several of the largest and most well-capitalized companies in the world are active participants in, or are seeking to compete in, the AI space. Many such competitors may have significantly greater financial, technical, human and other resources that might be far greater than those of an AI target company, and those competitors may be better-positioned within the evolving market for AI services than an AI target company that we select for a Business Combination.

●	AI is a highly capital-intensive business. The companies with which an AI target company might compete would be likely to have far greater capitalization and resources than an AI target company we may select for a Business Combination.

●	The market for AI services may not develop as we expect and the business of an AI target company that we select for a Business Combination may suffer as a result.

●	AI is subject to evolving legal and regulatory landscapes. It is likely that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in new ways that would affect an AI target’s business and the ways in which it uses or markets AI technology, to the detriment of its business and operations.

●	The development and increased use of AI has led to heightened scrutiny by government authorities and other stakeholders, which could increase regulatory risk, compliance costs or operational restrictions of an AI target company that we may select for a Business Combination.

●	We could inadvertently select an AI target company that employs a flawed algorithm or that uses a data set that is of poor quality or contains biased or otherwise inaccurate information. If the information generated by an AI service operated by an AI target is deficient or inaccurate, that AI target company could suffer competitive harm, potential legal liability and brand or reputational damage.

●	An AI target company could lose key personnel to better-funded competitors, which could materially impair the AI target company’s ability to maintain its business or to adapt its AI model.

●	Inappropriate or controversial data practices by data scientists, engineers or others could lead to adverse publicity and could impair the acceptance of AI solutions and disrupt the AI sector generally, which could adversely affect the prospects of an AI target business that we have selected for a Business Combination.

●	AI presents intellectual property risks. The development and deployment of AI models by an AI target company may involve the use of third-party data, software or other content, which may be subject to third-party intellectual property rights or usage restrictions. Content or outputs generated by an AI target company’s tools may not be eligible for copyright protection, may incorporate third-party copyrighted material or may otherwise give rise to intellectual property claims or other disputes against that AI target.

●	We could inadvertently select an AI target company that has overstated or misrepresented the capabilities, sophistication, or level of automation of its AI technology. Such practice, sometimes referred to as “AI washing,” could subject the AI target company to regulatory scrutiny, legal liability and reputational damage.

●	Many AI companies rely on third-party foundational models and cloud infrastructure. If an AI target company that we select for a Business Combination loses access to these essential third-party services, experiences significant service disruptions or is subject to significant cost increases or unfavorable contractual terms, its business and operations could be adversely affected. The deployment of AI technologies introduces unique cybersecurity, data protection and privacy risks, such as data poisoning, prompt manipulation or the inadvertent exposure of sensitive or confidential information through AI-generated outputs. If an AI target company fails to effectively identify, manage or mitigate such risks, it could experience data breaches, operational disruptions, adverse publicity and loss of customer trust.

While our Board of Directors would consider these and other risks in evaluating any prospective AI target company, there can be no assurance that all material risks will be identified or that such risks will be appropriately evaluated or mitigated. In addition, we may have limited ability to assess or mitigate such risks prior to consummating a Business Combination.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located at 136 Madison Avenue, 6th Floor, New York, New York 10016, and our telephone number is (646) 722-3311. The cost for our use of this space is included in the $15,000 per month fee we pay to an affiliate of our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Public Units, Public Shares and Public Warrants are each traded on the Global Market tier of Nasdaq under the symbols “MUZEU”, “MUZE” and “MUZEW”, respectively. Our Public Units commenced public trading on January 30, 2026, and our Public Shares and Public Warrants commenced separate public trading on March 23, 2026.

(b)	Holders

On March 27, 2026, there were three holders of record of our Units, one holder of record of our Class A Ordinary Shares, three holders of record of our Class B Ordinary Shares and one holder of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 486,875 Private Placement Units to our Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $4,868,750. Of those 486,875 Private Placement Units, the Sponsor purchased 335,938 Private Placement Units and BTIG purchased 150,937 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds

On February 2, 2026, we consummated our Initial Public Offering of 20,125,000 Public Units, including 2,625,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment.

The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $201,250,000. BTIG acted as sole book-running manager and representative of the Underwriters. On February 2, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 486,875 Private Placement Units to our Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $4,868,750. Of those 486,875 Private Placement Units, the Sponsor purchased 335,938 Private Placement Units and BTIG purchased 150,937 Private Placement Units.

Following the closing of our Initial Public Offering on February 2, 2026, a total of $201,250,000, comprised of $199,665,620 of the proceeds from the Initial Public Offering (which amount includes $7,043,750 of the Deferred Fee) and $1,584,380 of the proceeds from the Private Placement, was placed in a U.S.-based Trust Account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, (ii) in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily for working capital to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on October 10, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Muzero Acquisition Sponsors LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on target businesses that (i) are technology-enabled across any industry, (ii) are in industries that complement our Management Team’s background and (iii) capitalize on the ability of our Management Team to identify and acquire a business. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on January 29, 2026. On February 2, 2026, we consummated our Initial Public Offering of 20,125,000 Public Units, including 2,625,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $201,250,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 486,875 Private Placement Units to our Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $4,868,750. Of those 486,875 Private Placement Units, the Sponsor purchased 335,938 Private Placement Units and BTIG purchased 150,937 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $201,250,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less, (ii) in money market funds meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, (iii) as uninvested cash or (iv) in an interest or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until February 2, 2028 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Recent Developments

On January 23, 2026, the Sponsor assigned membership units of the Sponsor in an aggregate of 280,000 Founder Shares to our independent directors, officers and Advisors.

On January 29, 2026 we entered into the Administrative Services Agreement with an affiliate of the Sponsor to pay an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support commencing on January 30, 2026.

The IPO Registration Statement was declared effective on January 29, 2026. On February 2, 2026, we consummated the Initial Public Offering, which consisted of 20,125,000 Public Units, including the exercise in full by the Underwriters of an option to purchase up to 2,625,000 Option Units at the offering price to cover over-allotments. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $201,250,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 486,875 Private Placement Units to the Sponsor and BTIG at $10.00 per Private Placement Unit, generating gross proceeds to us of $4,868,750.

Following the closing of the Initial Public Offering, on February 2, 2026, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement Units, was held in a Trust Account.

On February 2, 2026, the Underwriters were paid a cash underwriting discount of $3,521,875 and the Underwriters paid the Company an aggregate amount of $503,125 at the closing of the Initial Public Offering as reimbursement to us for certain of our expenses and fees incurred in connection with the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of $7,043,750, payable to the representative on behalf of the Underwriters only upon the consummation of an initial Business Combination, subject to the terms of the Underwriting Agreement.

On February 2, 2026, at the closing of the Initial Public Offering, we repaid the full $230,000 borrowed under the IPO Promissory Note. Borrowing under the IPO Promissory Note is no longer available.

On February 3, 2026, we repaid $1,129 of the advances from a related party. The aggregate amount outstanding as of March 27, 2026 is $45 and is due on demand.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since October 10, 2025 (inception) were (i) organizational activities and (ii) activities relating to the Initial Public Offering. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from October 10, 2025 (inception) through December 31, 2025, we had a net loss of $49,541, which consisted of general and administrative costs.

Liquidity and Capital Resources

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $201,250,000 was placed in the Trust Account. We incurred fees of $10,649,942 in the Initial Public Offering, consisting of $3,018,750 of cash underwriting fee (net of the Underwriters’ reimbursement of $503,125), the Deferred Fee of $7,043,750 and $587,442 of other offering costs.

For the period from October 10, 2025 (inception) through December 31, 2025, net cash used in operating activities was $39,881. Net loss of $49,541 was affected by payment of expense through the IPO Promissory Note of $12,819 and payment of expense through advances from a related party of $641, and changes in operating assets and liabilities, which reduced cash from operating activities by $3,800.

As of December 31, 2025, we did not have any marketable securities held in the Trust Account. We may withdraw interest from the Trust Account to pay taxes (excluding Excise Tax), if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of December 31, 2025 and on February 2, 2026 following the closing of the Initial Public Offering, we had cash held outside of the Trust Account of approximately $69 and $1,349,169, respectively. Since the closing of the Initial Public Offering, we use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026 or the completion of our Initial Public Offering. The loan of $230,000 was fully repaid upon the consummation of our Initial Public Offering on February 2, 2026. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans. Because our Sponsor and Management are not contractually obligated to provide Working Capital Loans, we cannot assure you that such funds will be available to us if our current funds held outside the Trust Account are depleted.

We do not believe we will need to raise additional funds to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on January 30, 2026, and until the completion of our Business Combination or liquidation, we plan to reimburse an affiliate of the Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the year ended December 31, 2025, we had incurred and paid $0 in fees for these services.

Advances from Related Party

As of December 31, 2025, we owed $641 to a related party for expenses that they paid on our behalf. The amount is due on demand. As of February 2, 2026, we owed an additional $533 to a related party for expenses that they have paid on our behalf, of which $1,129 was repaid subsequently on February 3, 2026. The aggregate amount outstanding as of March 27, 2026 is $45 and is due on demand.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any. On February 2, 2026, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $0.175 per Public Unit, or $3,521,875 upon the consummation of the Initial Public Offering. The Underwriters paid us an aggregate amount of $503,125 at the closing of the Initial Public Offering as reimbursement to the us for certain of our expenses and fees incurred in connection with the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of $0.35 per Public Unit, or $7,043,750, in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement in two portions, as follows: (i) $0.20 per Public Unit sold in the Initial Public Offering shall be paid to the Underwriters in cash, (ii) up to $0.15 per Public Unit sold in the Initial Public Offering shall be paid to the Underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors, officers and Advisors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors, officers and Advisors will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers and Advisors have agreed that: (i) the Founder shares shall be subject to a transfer restrictions of the earlier of (A) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (B) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (ii) the Private Placement Units (included their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (iii) Any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates and Standards

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued ASU Topic 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”). in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on October 10, 2025, the date of our inception.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Von Lam	45	Chief Executive Officer and Director
Yuming Zou	44	Chief Financial Officer
Patrick Aber	46	Chief Operating Officer and Director
Steven Maksymyk	43	Chief Strategy Officer
Sheldon Trainor-DeGirolamo	62	Chairman and Director
Hope Ni	53	Director
Derek Reisfield	63	Director

The experience of our directors and executive officers is as follows:

Von Lam has served as our Chief Executive Officer and director since inception. Mr. Lam has over 20 years of global technology venture capital, private equity, special situations credit investing and corporate development experience. Mr. Lam is the Founder and Managing Partner of Falcon Partners Limited (doing business as “Increment Capital”), an early-stage private technology investment firm incorporated in March 2016. Mr. Lam has also been a Managing Member of Innomatrix LLC, a digital infrastructure real estate development company, since March 2024. Before Falcon Partners Limited, Mr. Lam was a Managing Director at Acion Partners, an investment advisor, from March 2015 to June 2015. Prior to Acion Partners, Mr. Lam was a Director at UBS Asset Management from November 2012 to February 2015. Previously, from July 2007 to March 2011, Mr. Lam was a Vice President at Clearlake Capital Group, a U.S. private equity and special situations investment firm. Prior to Clearlake Capital Group, Mr. Lam was a technology private equity investor with Warburg Pincus from June 2005 to June 2007. Before Warburg Pincus, from December 2003 to May 2005, Mr. Lam served on Microsoft’s corporate development team. Mr. Lam started his career at JPMorgan in Investment Banking in August 2002, where he was an analyst in the syndicated and leveraged finance group until December 2003. From July 2021 to December 2024, Mr. Lam served as an independent non-executive director of eCargo Holdings Limited, a company previously listed on the Australian Securities Exchange (ASX:ECG). Mr. Lam graduated with an A.B., with honors, in Applied Mathematics and Economics from Harvard University in June 2002. We believe Mr. Lam is well qualified to serve as a director of our Company due to his extensive experience in global technology investment, corporate development, and capital markets, as well as his strong track record of leadership in the technology and financial sectors.

Yuming Zou has served as our Chief Financial Officer since inception. Mr. Zou has over 20 years of financial and executive leadership experience. Currently, Mr. Zou is executive director and chief financial officer for Fangzhou Inc. (HK: 6086), China’s leading online chronic disease management platform. Mr. Zou has been a Director of Fangzhou Inc. since August 9, 2021, and was re-designated as an Executive Director in September 2021. Mr. Zou is responsible for corporate finance and financial management for the group, investor relations and secretarial affairs of the board of directors. Mr. Zou joined Fangzhou Inc. as vice president of strategic development in August 2018 and was appointed chief financial officer in April 2021. Prior to joining Fangzhou Inc., Mr. Zou served as a trader and an executive director at JP Morgan Chase & Co. from July 2003 to July 2018. From January 2020 to December 2024, he served as an independent non-executive director of eCargo Holdings Limited, a company listed on the Australian Securities Exchange (ASX: ECG). Mr. Zou received both a bachelor’s degree in economics and a master’s degree in statistics from Harvard University in Cambridge, Massachusetts, the US in June 2003. Mr. Zou is a Chartered Financial Analyst (CFA) and obtained the qualification from the Chartered Financial Analyst Institute in 2009.

Patrick Aber has served as our Chief Operating Officer and director since February 2026. Mr. Aber is the Co-Founder and Chief Operating Officer of Tornado, an AI-powered financial research and analysis platform, a position he has held since May 2015. Prior to launching Tornado, Mr. Aber was Associate Portfolio Manager at The Carlyle Group from October 2012 to May 2014, following Carlyle’s acquisition of Vermillion Asset Management, where he held a similar role from April 2007 to October 2012. Mr. Aber’s earlier experience includes working as a Senior Quantitative Analyst at Tower Research Capital from June 2003 to March 2007, and as an Analyst at Beecher Investors from August 2002 until May 2003, specializing in quantitative and fundamental investment strategies. Mr. Aber holds FINRA Series 4, 7, 24 and 63 licenses. Additionally, Mr. Aber has also contributed as a Research Assistant at Harvard Business School collaborating on academic projects in quantitative methods. Mr. Aber received an AB in Applied Mathematics and Economics, with honors, from Harvard University in June 2002. We believe Mr. Aber is well qualified to serve as a director of our Company due to his extensive experience in quantitative finance, portfolio management, and AI-driven financial technology, as well as his strong track record of leadership across investment management and financial research.

Steven Maksymyk has served as our Chief Strategy Officer since February 2026. Since 2024, he has served as Managing Partner of 229 Advisors Inc. (“229 Advisors”) providing fractional executive and strategy consulting services to large private businesses in North America. Prior to 229 Advisors, from 2021 to 2024, Mr. Maksymyk served as Vice President, North America Operations and Advisor at Sonder Holdings Inc. (“Sonder”), where he led hospitality operations across Canada, the United States, and Mexico, overseeing revenues exceeding US$400 million and managing over 700 employees. Mr. Maksymyk originated and executed Sonder’s multi-year strategic partnership with Marriott International. Prior to Sonder, from 2019 to 2021, Mr. Maksymyk served as Managing Director and Global Head of Sales at Rocky Mountaineer (“Rocky Mountaineer”), operated by Great Canadian Railtour Company Ltd., a luxury tourist rail operator, where he established growth strategy, led the company’s COVID-19 response, and managed a team of over 70 employees across four countries. Prior to Rocky Mountaineer, from 2015 to 2019, Mr. Maksymyk served as a Vice President at InterContinental Hotels Group (“IHG”), where he held multiple roles including leading their pan-Asia partnerships and distribution strategy and global strategic and loyalty alliances strategy, serving in Canada, the United States, North and South Asia and Mainland China. Prior to IHG, from 2012 to 2015, Mr. Maksymyk served as Global Director & Partner at Iris Worldwide Holdings Limited (“Iris”), leading strategy consulting engagements for multinational corporations in Greater China and Asia including Red Bull, The Edrington Group, Pentland Group, and IHG. Prior to Iris, from 2006 to 2011, Mr. Maksymyk held various finance roles in mergers and acquisitions and equity capital markets at Scotia Capital, Bank of Nova Scotia, and Tetrem Capital Management a large institutional equity manager. Mr. Maksymyk holds the Chartered Financial Analyst (CFA) designation and obtained the qualification from the Chartered Financial Analyst Institute in 2010, as well as a Bachelor of Commerce degree with concentrations in Finance and Accounting from the University of Manitoba.

Sheldon Trainor-DeGirolamo has served as an independent director and Chairman of our Board of Directors since February 2026. Mr. Trainor-DeGirolamo has served as an Independent Director of BitDeer Technologies Group and Chairman of its audit committee since March 2023. In addition, Mr. Trainor-DeGirolamo currently serves as a Board Director of Experiential Media Group and Avitia Inc., positions he has held since May 2021 and April 2024, respectively. Mr. Trainor-DeGirolamo has also served as a Non-Executive Director of Foxconn Interconnect Technology Ltd., a publicly traded company on the Hong Kong Stock Exchange and as a Director of Linksys Holding Inc., each from 2019 to 2024. Prior to this, Mr. Trainor-DeGirolamo served as an Executive Director of Macau Legend Development Company Ltd., a publicly traded company on the Hong Kong Stock Exchange (HKSE: 1680.HK), a position he held from 2012 to 2020. From 2017 to 2019 Mr. Trainor-DeGirolamo served as a Board Director of Athenex Inc (NASDAQ: ATNX), a biopharmaceutical company publicly traded on Nasdaq. He is the Founder and Managing Director of PacBridge Capital Partners (HK) Limited, a principal investment firm based in Hong Kong, which he founded in 2009. Prior to establishing PacBridge, Mr. Trainor-DeGirolamo spent more than 20 years in the financial services industry, including with Credit Suisse Group AG Australia, Morgan Stanley Asia, as the Head of Investment Banking for Asia and as Vice Chairman of Merrill Lynch Asia. Mr. Trainor-DeGirolamo received a Bachelor of Commerce from the University of British Columbia. We believe Mr. Trainor-DeGirolamo is well qualified to serve as a director of our Company due to his extensive experience in investment banking, principal investing, and corporate governance, as well as his broad track record serving on the boards of publicly listed companies across multiple international markets.

Hope Ni has served as an independent member of our Board of Directors since February 2026. Ms. Ni is an experienced investor and executive with over 15 years of experience serving on the boards of public companies, bringing extensive expertise in investment, legal affairs, and business operations. Ms. Ni currently manages the Abax Family Office, a position she has held since 2020. In Addition, Ms. Ni currently serves as an independent director for several publicly-listed companies, including Zhihu Inc. (NYSE: ZH, HKEX: 02390) beginning in 2021, an iconic online content community in China; Acotec Scientific Holdings Limited (HKEX: 6690) beginning in 2021, a subsidiary of Boston Scientific Corporation; Visen Pharmaceuticals (HKEX: 02561) beginning in 2021, an innovative biopharmaceutical company; and ATA Creativity Global (NASDAQ: AACG), China’s largest art training provider, beginning in 2008. Ms. Ni began her career in investment banking at Merrill Lynch in New York. She then practiced law as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP in New York and Hong Kong, specializing in corporate finance and capital market transactions. Ms. Ni received a Bachelor’s degree in Applied Economics and Business Management from Cornell University and a Juris Doctor degree from the University of Pennsylvania Law School. We believe Ms. Li is well qualified to serve as a director of our Company due to her extensive experience in investment, corporate governance, and legal affairs, as well as her broad track record serving on the boards of publicly listed companies across multiple international markets.

Derek Reisfield has served as an independent member of our Board of Directors since February 2026. Currently Mr. Reisfield serves as an independent director and chair of the audit committee of Swarmer, Inc. (NASDAQ:SWMR), a position he has held since March 2026. Furthermore, since January 2024, Mr. Reisfield has been the Co-Founder and CEO of Edisource International, LLC, an AI content creation company. He is also a Senior Advisor of G2 Capital Advisors, a consulting firm serving private equity-owned companies, since September 2024. During 2024, he additionally served as CFO of AllSci, LLC, an AI-driven science research information platform. From December 2021 to September 2023, he served as Chief Financial Officer, Treasurer, and Secretary of Ondas Holdings, an autonomous drone company, as well as its secure software-defined wireless industrial networks division, Ondas Networks Inc. He also served as a Director of Ondas Holdings and its predecessor from April 2016 to September 2023. Prior to 2021, Mr. Reisfield held numerous executive, strategic, and consulting roles. From 2015 to 2020, he worked as an independent business consultant and served as Vice President of Strategy and Business Development at MetaRail, Inc. His earlier notable positions include Co-Founder and CEO of BBN Networks, LLC; Executive Vice President and CFO of Fliptrack, Inc.; and Chairman of Strands, Inc. He also co-founded MarketWatch, i-Hatch Ventures, LLC, and Luminant, Inc., and served as President of CBS New Media and Director of Strategic Management at CBS and Westinghouse Electric Corporation. Furthermore, he held leadership roles within the media and telecommunications practices of McKinsey & Company and Mitchell Madison Group. Mr. Reisfield has also served on several public company boards and is a director emeritus of the San Francisco Zoological Society. He holds a B.A. from Wesleyan University and an M.A. in Communications Management from the Annenberg School of Communications of USC. We believe Mr. Reisfield is well qualified to serve as a director of our Company due to his extensive experience in AI technology, digital media, corporate finance, and strategic business development, as well as his broad track record of founding and leading innovative companies across multiple industries.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Advisors

Gary Linscott has served as an Advisor of our Company since February 2026. Mr. Linscott is a seasoned AI executive and researcher with deep experience in autonomy and large-scale ML platforms. As a published author in large-scale reinforcement learning with 68 patent applications, Mr. Linscott is also known for Stockfish and LCZero, which have been the two world-leading chess engines for many years. Mr. Linscott has led Planner ML at DoorDash Labs as its Principal Engineer since May 2024 and previously was a Principal Software Engineer at Zoox from February 2021 to May 2024 and from February 2015 to August 2018. Prior to Zoox, Mr. Linscott managed Google’s Cloud TPU product engineering from December 2019 to February 2021 and Google’s Bigtable from September 2018 to December 2019. Previously, Mr. Linscott was a senior developer at Goldman Sachs from January 2011 to May 2012, designing core trading infrastructure and working with market data and trading software systems. Prior to Goldman Sachs, Mr. Linscott was a senior developer at Microsoft Corp. from September 2005 until January 2011. Mr. Linscott graduated with a B.Sc. in Computer Science from Queen’s University in May 2005.

Yiding (Frederick) He has served as an Advisor of our Company since February 2026. Since April 2025, Mr. He has served as a Principal at Evermo, Antalpha Platform Holding Co.’s (NASDAQ: ANTA) capital markets and advisory arm, with extensive experience in digital assets, mining infrastructure, and institutional financing. From February 2023 to January 2025, Mr. He was based in Singapore and Hong Kong, focusing on business development and helping to expand Antalpha’s lending portfolio. Prior to this, he was Director of Business Development at BITMAIN, where he managed major strategic accounts across the United States and Latin America from December 2021 to January 2023. Mr. He graduated with a bachelor’s degree in Public Relations from Boston University.

Past performance of our Management Team or our Advisors or their respective affiliates is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial Business Combination. You should not rely on the historical performance record of our Management Team or their affiliates as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial Business Combination opportunities.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five (5) members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on (i) the appointment and removal of directors and (ii) continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Our Public Shareholders are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B Ordinary Shares. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, which consists of Derek Reisfield, expires at our first annual general meeting. The term of office of the second class of directors, which consists of Sheldon Trainor-DeGirolamo and Hope Ni, expires at the second annual general meeting. The term of office of the third class of directors, which consists of Von Lam and Patrick Aber, expires at the third annual general meeting.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

We have two standing committees of the Board: the Audit Committee and the Compensation Committee. Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our Board and has the composition and responsibilities described below.

Audit Committee

Hope Ni, Sheldon Trainor-DeGirolamo and Derek Reisfield serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Hope Ni, Sheldon Trainor-DeGirolamo and Derek Reisfield are each independent.

Hope Ni serves as the chair of the Audit Committee. Each member of the Audit Committee is financially literate and our board of directors has determined that Hope Ni qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

The members of our Compensation Committee are Hope Ni, Sheldon Trainor-DeGirolamo and Derek Reisfield. Derek Reisfield serves as chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Hope Ni, Sheldon Trainor-DeGirolamo and Derek Reisield are each independent.

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to Board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The Compensation Committee charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee must consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605-6(e) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Sheldon Trainor-DeGirolamo, Hope Ni and Derek Reisfield. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our Board of Directors should follow the procedures set forth in our Amended and Restated Articles.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders will not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On January 29, 2026, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

Item 11. Executive Compensation.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, have been and will continue to be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the IPO Promissory Note;

●	Office space, utilities and secretarial and administrative support made available to us by our Sponsor or an affiliate thereof, in an amount equal to $15,000 per month, pursuant to the Administrative Services Agreement;

●	Payment of consulting, success or finder fees to our Sponsor, officers, directors or Advisors or our or their affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans.

In addition to the foregoing, our officers and directors have received indirect interests in the Founder Shares held by the Sponsor as compensation for their services as our officers and directors. Our Chief Executive Officer and director, Von Lam, and our Chief Financial Officer, Yuming Zou, through their ownership in our Sponsor and as the managing members of our Sponsor, have a beneficial ownership interest in 6,708,333 Founder Shares. Our Chief Operating Officer and director, Patrick Aber, has received an indirect interest in 50,000 Founder Shares through membership interest in our Sponsor. Our Chief Strategy Officer, Steven Maksymyk, has received an indirect interest in 30,000 Founder Shares through membership interest in our Sponsor. Each of our independent directors has also received an indirect interest in the Founder Shares through membership interests in our Sponsor for service as our director. Sheldon Trainor-DeGirolamo, our Chairman, has received an indirect interest in 65,000 Founder Shares through membership interests in our Sponsor, Hope Ni has received an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor, and Derek Reisfield has received an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor. Other than members of our Management Team who are members of our Sponsor, none of the other members of our Sponsor participate in our company’s activities.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers by our Company will be determined, or recommended to the Board of Directors for determination, either by the Compensation Committee, which is constituted solely by independent directors, or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Recovery and Clawback Policy

On January 29, 2026, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 27, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 27,320,208 Ordinary Shares, consisting of (i) 20,611,875 Class A Ordinary Shares and (ii) 6,708,333 Class B Ordinary Shares, issued and outstanding as of March 27, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as the Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	of Total Outstanding Ordinary Shares
Muzero Acquisition Sponsors LLC(3)	335,938	1.63%	6,708,333	100.0%	25.78%
Von Lam(3)	335,938	1.63%	6,708,333	100.0%	25.78%
Yuming Zou(3)	335,938	1.63%	6,708,333	100.0%	25.78%
Patrick Aber(4)	—	—	—	—	—
Steven Maksymyk(4)	—	—	—	—	—
Sheldon Trainor-DeGirolamo(4)	—	—	—	—	—
Hope Ni(4)	—	—	—	—	—
Derek Reisfield(4)	—	—	—	—	—
All officers, directors and director nominees as a group (Seven – persons)	335,938	1.63%	6,708,333	100.0%	25.78%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Muzero Acquisition Corp, 136 Madison Avenue, 6th Floor, New York, New York 10016.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	Muzero Acquisition Sponsors LLC, our Sponsor, is the record holder of such Ordinary Shares. Von Lam and Yuming Zou are the managing members of Muzero Acquisition Sponsors LLC and share voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Von Lam and Yuming Zou each disclaim any beneficial ownership of the securities held by Muzero Acquisition Sponsors LLC other than to the extent of any pecuniary interest he may individually have therein, directly or indirectly.

(4)	Does not include indirect interest as a member of the Sponsor, Muzero Acquisition Sponsors LLC. Our Chief Operating Officer and director, Patrick Aber, has received an indirect interest in 50,000 Founder Shares through a membership interest in our Sponsor. Our Chief Strategy Officer, Steven Maksymyk, has received an indirect interest in 30,000 Founder Shares through a membership interest in our Sponsor. In addition, each of our independent directors has received an indirect interest in the Founder Shares through membership interests in our Sponsor for service as our director. Sheldon Trainor-DeGirolamo, our Chairman, has received an indirect interest in 65,000 Founder Shares through membership interests in our Sponsor, Hope Ni has received an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor, and Derek Reisfield has received an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On October 22, 2025, our Sponsor purchased, and we issued to the Sponsor, 6,708,333 Class B Ordinary Shares for an aggregate purchase price of $25,000. Up to 875,000 of the Founder Shares were to be surrendered for no consideration depending on the extent to which the Over-Allotment Option was exercised. On February 2, 2026, the Underwriters fully exercised their Over-Allotment Option; consequently, such 875,000 Founder Shares are no longer subject to forfeiture. The Sponsor is deemed to have purchased the Founder Shares for $0.004 per share.

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 20,125,000 Public Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent approximately 25.0% of the outstanding Ordinary Shares after the Initial Public Offering (excluding the Private Placement Shares).

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 486,875 Private Placement Units to our Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $4,868,750. Of those 486,875 Private Placement Units, the Sponsor purchased 335,938 Private Placement Units and BTIG purchased 150,937 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except so long as they are held by our Sponsor or its permitted transferees, the Private Placement Units (including the component securities as well as any securities underlying those component securities) (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private warrants included as part of the Private Placement Units held by BTIG and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

Prior to or in connection with the completion of our initial Business Combination, there may be payment by the company to our Sponsor, officers or directors, Advisors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

Commencing on January 30, 2026, and until the completion of our Business Combination or liquidation, we plan to reimburse an affiliate of the Sponsor $15,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. As of December 31, 2025, we had incurred and paid $0 in fees for these services.

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026 or the completion of our Initial Public Offering. The loan of $230,000 was fully repaid upon the consummation of our Initial Public Offering on February 2, 2026. No additional borrowing is available under the IPO Promissory Note.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We have until the end of Combination Period (as may be extended by shareholder approval to amend our Amended and Restated Articles to extend the date by which we must consummate our initial Business Combination) or until such earlier time as our Board of Directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination by February 2, 2028, we may seek shareholder approval to amend our Amended and Restated Articles to extend our Combination Period. There are no limitations on the number of times we may seek shareholder approval for an extension or the length of time of any such extension of the Combination Period. However, if we seek shareholder approval for an extension, our Public Shareholders will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

Any of the foregoing payments to our Sponsor, or an affiliate of our Sponsor, including repayments of loans from our Sponsor pursuant to the IPO Promissory Note or repayments of any Working Capital Loans prior to our initial Business Combination have been and will continue to be made using funds held outside the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor, directors, officers and Advisors have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period. Additionally, pursuant to the Letter Agreement, our Sponsor, directors, officers and Advisors will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Director Independence

Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that each of Sheldon Trainor-DeGirolamo, Hope Ni and Derek Reisfield are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors and their invitees, other than members of the Management Team, are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the (audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from October 10, 2025 (inception) through December 31, 2025 totaled approximately $93,190. The above amounts include interim procedures and audit fees.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees the period from October 10, 2025 (inception) through December 31, 2025.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum for tax services, planning or advice the period from October 10, 2025 (inception) through December 31, 2025.

All Other Fees

All other fees consist of the aggregate fees billed for all other services. We did not pay Withum for any other services for the period from October 10, 2025 (inception) through December 31, 2025.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

MUZERO ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of

Muzero Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Muzero Acquisition Corp. (the “Company”) as of December 31, 2025, and the related statement of operations, changes in shareholder’s deficit, and cash flows for the period from October 10, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period October 10, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 27, 2026

PCAOB ID Number 100

MUZERO ACQUISITION CORP

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Cash	$69
Prepaid expenses	3,800
Total current assets	3,869
Deferred offering costs	195,081
Total Assets	$198,950

Liabilities and Shareholder’s Deficit:
Current liabilities
Accrued offering costs	$77,850
Advances from related party	641
IPO Promissory Note – related party	145,000
Total Liabilities	223,491

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 450,000,000 shares authorized; none issued or outstanding	—
Class B Ordinary Shares, $0.0001 par value; 49,000,000 shares authorized; 6,708,333 shares issued and outstanding(1)	671
Additional paid-in capital	24,329
Accumulated deficit	(49,541)
Total Shareholder’s Deficit	(24,541)
Total Liabilities and Shareholder’s Deficit	$198,950

(1)	Includes up to 875,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 2, 2026, the Underwriter exercised their Over-Allotment Option in full to be settled as part of the closing of the Initial Public Offering. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, 875,000 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these financial statements.

MUZERO ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM OCTOBER 10, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative expenses	$49,541
Loss from operations	(49,541)

Net loss	$(49,541)

Weighted average shares outstanding, Class B Ordinary Shares(1)	5,833,333

Basic and diluted net loss per share, Class B Ordinary Shares	$(0.01)

(1)	Excludes up to 875,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 2, 2026, the Underwriter exercised their Over-Allotment Option in full to be settled as part of the closing of the Initial Public Offering. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, 875,000 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these financial statements.

MUZERO ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM OCTOBER 10, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — October 10, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor(1)	—	—	6,708,333	671	24,329	—	25,000

Net loss	—	—	—	—	—	(49,541)	(49,541)

Balance – December 31, 2025	—	$—	6,708,333	$671	$24,329	$(49,541)	$(24,541)

(1)	Includes up to 875,000 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 2, 2026, the Underwriter exercised their Over-Allotment Option in full to be settled as part of the closing of the Initial Public Offering. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, 875,000 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these financial statements.

MUZERO ACQUISITION CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM OCTOBER 10, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(49,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative expenses via advances from related party	641
Payment of general and administrative expenses via IPO Promissory Note-related party	12,819
Changes in operating assets and liabilities:
Prepaid expenses	(3,800)
Net cash used in operating activities	(39,881)

Cash Flows from Financing Activities:
Proceeds from IPO Promissory Note - related party	132,181
Payment of offering costs	(92,231)
Net cash provided by financing activities	39,950

Net Change in Cash	69
Cash – Beginning of period	—
Cash – End of period	$69

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$77,850
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$25,000

The accompanying notes are an integral part of these financial statements.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization and Business Operations

Muzero Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 10, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company may pursue an initial Business Combination target in any industry. As of December 31, 2025, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from October 10, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying and evaluating prospective acquisition candidates and activities in connection with the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. Following the Initial Public Offering, the Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Muzero Acquisition Sponsors LLC (the “Sponsor”).

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 3, 2025 (File No. 333-291923), was declared effective on January 29, 2026 (as amended, the “IPO Registration Statement”). On February 2, 2026, the Company consummated the initial public offering of 20,125,000 units (the “Public Units”) at $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option (as defined in Note 6) in the amount of 2,625,000 units (the “Option Units”) at $10.00 per Option Unit, generating gross proceeds of $201,250,000 (the “Initial Public Offering”), which is described in Note 3. Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (the “Class A Ordinary Shares” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 486,875 units (the “Private Placement Units” and together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, in a private placement to (i) the Sponsor and (ii) BTIG, LLC (“BTIG”), the representative of the several underwriters of the Initial Public Offering (the “Underwriters”), generating gross proceeds of $4,868,750 (the “Private Placement”), which is described in Note 4. Of those 486,875 Private Placement Units, the Sponsor purchased 335,938 Private Placement Units and BTIG purchased 150,937 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (the “Private Placement Shares”) and one-half of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

Transaction costs amounted to $10,649,942, consisting of $3,018,750 of cash underwriting fee (net of $503,125 the Underwriters’ reimbursement), the Deferred Fee (as defined in Note 6) of $7,043,750, and $587,442 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee). The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Following the closing of the Initial Public Offering, on February 2, 2026, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds are initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Management’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by February 2, 2028, 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. Following the Initial Public Offering, the amount in the Trust Account is $10.00 per Public Share.

The Ordinary Shares (as defined in Note 2) subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company has only the duration of the Combination Period to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, and the Company’s officers, directors and advisors have entered into a letter agreement with the Company, dated January 29, 2026 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5), Private Placement Shares and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to (1) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provision relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less income taxes payable, if any; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its shareholders that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under the IPO Promissory Note (as defined in Note 5) from the Sponsor of up to $300,000 (see Note 5). As of December 31, 2025, before the closing of the Initial Public Offering, the Company had $69 in cash and had working capital deficit of $219,622.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The promissory notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the length of the Combination Period to complete the initial Business Combination. Management has determined that after the closing of the Initial Public Offering and Private Placement on February 2, 2026, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements is presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an (i) emerging growth company nor (ii) emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $69 in cash and no cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs”, and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate Initial Public Offering proceeds from the Public Units between Public Shares and Public Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the Public Shares. Upon the closing of the Initial Public Offering on February 2, 2026, offering costs allocated to the Class A Ordinary Shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholder’s deficit. Warrants, after Management’s evaluation, were accounted for under equity treatment.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Class B Ordinary Share

Net loss per the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”) is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Weighted average Ordinary Shares were reduced for the effect of an aggregate of 875,000 Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters (see Note 7). As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per Ordinary Share is the same as basic loss per Ordinary Share for the period presented.

Warrant Instruments

The Company accounted for the Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were no Public Warrants and Private Placement Warrants currently issued or outstanding as of December 31, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by FASB ASC Topic 280, “Segment Reporting” (“ASC 280”) in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on October 10, 2025, the date of its incorporation.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On February 2, 2026, the Company sold 20,125,000 Public Units, which includes the full exercise of the Over-Allotment Option, at a purchase price of $10.00 per Public Unit, generating gross proceeds of $201,250,000. Each Public Unit consists of one Public Share, and one-half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 486,875 units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and BTIG, generating gross proceeds of $4,868,750. Of those 486,875 Private Placement Units, the Sponsor purchased 335,938 Private Placement Units and BTIG purchased 150,937 Private Placement Units. Each Private Placement Unit consists of one Private Placement Shares and one-half of one Private Placement Warrants. Each whole Private Placement Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

The Private Placement Units are identical to the Public Units except that, so long as they are held by the Sponsor, BTIG or their permitted transferees, the Private Placement Units (i) may not (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Units held by BTIG and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

Note 5 — Related Party Transactions

Founder Shares

On October 22, 2025, the Company issued an aggregate of 6,708,333 Class B Ordinary Shares (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company.

On January 23, 2026, the Sponsor assigned and transferred an aggregate of 280,000 Founder Shares to independent directors and officers and advisors. All assignments and transfers are in exchange for their services as director and officers and advisors through the initial Business Combination. The Founder Shares shall return to the Sponsor if the director and officer or advisor is no longer serving the Company on or prior to the initial Business Combination. The transfer of Founder Shares to the independent directors and officers and advisors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 280,000 Founder Shares transferred to the directors and officers and advisors was $688,800 or $2.46 per Founder Share. The Company established the initial fair value Founder Shares on January 23, 2026, using a calculation prepared by a third party valuation team that takes into consideration the implied share price of $9.85 and probability of de-SPAC and instrument-specific market adjustment of 25.0%. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the assignment date fair value per Founder Share (unless subsequently modified) less the amount initially received for the transfer of Founder Shares. As of January 23, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

Pursuant to the Letter Agreement, the Sponsor and the Company’s officers, directors and advisors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Sponsor and the Company’s officers, directors and advisors with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to an unsecured promissory note issued by the Company to the Sponsor on October 23, 2025 (the “IPO Promissory Note”). The loan is non-interest bearing, unsecured and was due at the earlier of (i) December 31, 2026, or (ii) the closing date of the Initial Public Offering. As of December 31, 2025, there was $145,000 outstanding under the IPO Promissory Note. On February 2, 2026, at the closing of the Initial Public Offering, the Company repaid the full $230,000 borrowed under the IPO Promissory Note. Borrowing under the IPO Promissory Note is no longer available.

Advances from Related Party

As of December 31, 2025, the Company owed $641 to a related party for expenses that they paid on the Company’s behalf. The amount is due on demand. As of February 2, 2026, the Company owes an additional $533 to a related party for expenses that they have paid on the Company’s behalf, of which $1,129 was repaid subsequently on February 3, 2026. The aggregate amount outstanding as of March 27, 2026 is $45 and is due on demand.

Administrative Services Agreement

On January 29, 2026, the Company entered into an agreement with an affiliate of the Sponsor (the “Administrative Services Agreement”), to pay an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support commencing on January 30, 2026. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2025, no amounts were incurred under the Administrative Servies Agreement.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there were no Working Capital Loans outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units (and their underlying securities) and units that may be issued upon conversion of any Working Capital Loans (and their underlying securities), if any, (iii) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (iv) any Class A Ordinary Shares held at the completion of the Initial Public Offering by the holders of the Founder Shares prior to the Initial Public Offering, have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of or acquired prior to or in connection with the initial Business Combination pursuant to a registration rights agreement, dated January 29, 2026, by and between the Company and certain security holders. These holders are entitled to make up to three demands excluding short form demands and have piggyback registration rights. BTIG may only make a demand on one occasion and only during the five-year period beginning on January 29, 2026. In addition, BTIG may participate in a piggyback registration only during the seven-year period beginning on January 29, 2026. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Underwriting Agreement

The Underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any (the “Over-Allotment Option”). On February 2, 2026, the Underwriters exercised their Over-Allotment Option in full, closing on the 2,625,000 Option Units simultaneously with the Initial Public Offering.

The Underwriters were paid a cash underwriting discount of $0.175 per Public Unit, or $3,521,875. The Underwriters paid the Company an aggregate amount of $503,125 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering.

Additionally, pursuant to the terms of the Underwriting Agreement, dated January 29, 2026, by and between the Company and BTIG (the “Underwriting Agreement”), the Underwriters are entitled to a deferred underwriting discount of $0.35 per Unit, or $7,043,750, payable to BTIG on behalf of the Underwriters only upon the consummation of an initial Business Combination (the “Deferred Fee”). The Deferred Fee will be payable to BTG upon the closing of the initial Business Combination in two portions, as follows: (i) $0.20 per Public Unit sold in the Initial Public Offering shall be paid to the Underwriters in cash, (ii) up to $0.15 per Public U sold in the Initial Public Offering shall be paid to the Underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Note 7 — Shareholder’s Deficit

Preference Shares

The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 450,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At December 31, 2025, there were no Class A Ordinary Shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 49,000,000 Class B Ordinary Shares at par value of $0.0001 per share. On October 22, 2025, the Company issued an aggregate of 6,708,333 Founder Shares, in exchange for a $25,000 payment (approximately $0.004 per Founder Share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 875,000 Founder Shares subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters in full. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option on February 2, 2026, such 875,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, approximately 26.34% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the Private Placement Shares), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of any Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting (a “Special Resolution”), and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the Amended and Restated Articles or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Warrants

As of December 31, 2025, there were no warrants outstanding. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares underlying the Warrants is then effective and a prospectus relating thereto is current. No Warrant will be exercisable and the Company will not be obligated to issue a Class A Ordinary Share upon exercise of a Warrant unless the Class A Ordinary Share issuable upon such Warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Warrant, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Warrant. In the event that a registration statement is not effective for the exercised Warrants, the purchaser of a Unit containing such Warrant will have paid the full purchase price for the Unit solely for the Class A Ordinary Share underlying such Unit.

Under the terms of the warrant agreement, dated January 29, 2026, by and between the Company and Continental (the “Warrant Agreement”), the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO Registration Statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the Warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the Warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the Class A Ordinary Shares under applicable blue sky laws to the extent an exemption is not available.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the Public Warrants for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the Public Warrants, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the Public Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Public Warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption ; and

●	if, and only if, the last reported sale price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial Business Combination and ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a subdivision of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable on exercise of each Warrant will be increased in proportion to such increase in the outstanding Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A Ordinary Share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 8 — Segment Information

ASC 280 establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash	$69
Deferred offering costs	$195,081

For the Period from October 10, 2025 (Inception) Through December 31, 2025
General and Administrative expense	$49,541

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on accompanying the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the Initial Public Offering.

MUZERO ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheet date up to, the date that the accompanying financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements:

On January 23, 2026, the Sponsor assigned and transferred an aggregate of 280,000 Founder Shares to independent directors, officers and advisors.

On January 29, 2026, the Company entered into the Administrative Services Agreement with an affiliate of the Sponsor to pay an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support, commencing on January 30, 2026.

IPO Registration Statement was declared effective on January 29, 2026. On February 2, 2026, the Company consummated the Initial Public Offering, which consisted of 20,125,000 Public Units, including the exercise in full by the Underwriters of an option to purchase up to 2,625,000 Option Units at the offering price to cover over-allotments. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $201,250,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 486,875 Private Placement Units to the Sponsor and BTIG at $10.00 per Private Placement Unit, generating gross proceeds of $4,868,750.

Following the closing of the Initial Public Offering, on February 2, 2026, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement Units, was held in a Trust Account.

On February 2, 2026, the Underwriters were paid a cash underwriting discount of $3,521,875 and the Underwriters paid the Company an aggregate amount of $503,125 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of $7,043,750, payable to the representative on behalf of the Underwriters only upon the consummation of an initial Business Combination, subject to the terms of the Underwriting Agreement.

On February 2, 2026, at the closing of the Initial Public Offering, the Company repaid the full $230,000 borrowed under the IPO Promissory Note. Borrowing under the IPO Promissory Note is no longer available.

As of February 2, 2026, the Company owes an additional $533 to a related party for expenses which they have paid on the Company’s behalf, of which $1,129 was repaid subsequently on February 3, 2026. The aggregate amount outstanding as of March 27, 2026 is $45 and is due on demand.

EXHIBIT INDEX

No.	Description of Exhibit
1	Underwriting Agreement, dated January 29, 2026, by and between the Company and BTIG, as representative of the Underwriters. (3)
3	Amended and Restated Memorandum and Articles of Association of the Company. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4). (2)
4.4	Warrant Agreement, dated January 29, 2026, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Securities Subscription Agreement, dated October 22, 2025, by and between the Company and the Sponsor. (1)
10.2	Promissory Note, dated October 23, 2025, issued by the Company to the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated January 29, 2026, by and between the Company and Continental, as trustee. (3)
10.4	Registration Rights Agreement, dated January 29, 2026, by and among the Company and certain security holders. (3)
10.5	Private Placement Units Purchase Agreement, dated January 29, 2026, by and between the Company and the Sponsor. (3)
10.6	Private Placement Units Purchase Agreement, dated January 29, 2026, by and between the Company and BTIG. (3)
10.7	Letter Agreement, dated January 29, 2026, by and among the Company, its officers, its directors, its advisors and the Sponsor. (3)
10.8	Administrative Services Agreement, dated January 29, 2026, by and between the Company and an affiliate of our Sponsor. (3)
10.9	Form of Indemnity Agreement. (3)
14	Form of Code of Business Conduct and Ethics, adopted January 29, 2026. (2)
19	Insider Trading Policies and Procedures, adopted January 29, 2026.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy, adopted January 29, 2026.*
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-291923), filed with the SEC on December 3, 2025.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-291923), filed with the SEC on January 28, 2026.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 3, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2026	Muzero Acquisition Corp

	By:	/s/ Von Lam
	Name:	Von Lam
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Von Lam	Chief Executive Officer and Director	March 27, 2026
Von Lam	(Principal Executive Officer)

/s/ Yuming Zou	Chief Financial Officer	March 27, 2026
Yuming Zou	(Principal Financial and Accounting Officer)

/s/ Patrick Aber	Chief Operating Officer and Director	March 27, 2026
Patrick Aber

/s/ Sheldon Trainor-DeGirolamo	Director	March 27, 2026
Sheldon Trainor-DeGirolamo

/s/ Hope Ni	Director	March 27, 2026
Hope Ni

/s/ Derek Reisfield	Director	March 27, 2026
Derek Reisfield