Form 10-Q
period 2026-06-30
Muzero Acquisition Corp
filed 2026-08-13
CIK 2093484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, there were 20,611,875 Class A Ordinary Shares, par value $0.0001 per share, and 6,708,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

MUZERO ACQUISITION CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal period ended December 31, 2025, as filed with the SEC (as defined below) on March 27, 2026;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC (as defined below) on May 12, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated January 29, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Advisors” are to Gary Linscott and Yiding (Frederick) He, the advisors to our Company;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to February 2, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we” or “us” are to Muzero Acquisition Corp, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of up to $7,043,750 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination subject to the terms of the Underwriting Agreement (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering (as defined below) and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on February 2, 2026;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on October 23, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on December 3, 2025, as amended, and declared effective on January 29, 2026 (File No. 333-291923);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated January 29, 2026, which we entered into with our Sponsor, directors, officers and Advisors;

●	“Management” or our “Management Team” are to our executive officers and non-independent directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,625,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement, which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our IPO, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor and BTIG in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated January 29, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated January 29, 2026, which we entered into with BTIG, together;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor and BTIG in the Private Placement;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) sold in our IPO (whether they were purchased in our IPO or thereafter in the open market);

●	“Public Units” are to the units sold in our IPO, with each Public Unit consisting of one Public Share and one-half of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units sold in our IPO (whether they were subscribed for in our IPO or purchased in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated January 29, 2026, which we entered into with the Sponsor and the other holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Muzero Acquisition Sponsors LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $201,250,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the IPO;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated January 29, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated January 29, 2026, which we entered into with BTIG, as representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated January 29, 2026, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MUZERO ACQUISITION CORP

CONDENSED BALANCE SHEETS AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$839,267	$69
Prepaid expenses	53,706	3,800
Short-term prepaid insurance	99,719	—
Total current assets	992,692	3,869
Deferred offering costs	—	195,081
Long-term prepaid insurance	58,169	—
Investments held in Trust Account	204,176,777	—
Total Assets	$205,227,638	$198,950

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$80,000	$—
Accrued offering costs	75,000	77,850
Advances from related party	—	641
Promissory Note – related party	—	145,000
Total Current Liabilities	155,000	223,491
Deferred Fee payable	7,043,750	—
Total Liabilities	7,198,750	223,491

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 20,125,000 and no shares at redemption value of $10.15 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	204,176,777	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 450,000,000 shares authorized; 486,875 and no shares issued and outstanding (excluding 20,125,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	49	—
Class B Ordinary Shares, $0.0001 par value; 49,000,000 shares authorized; 6,708,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)	671	671
Additional paid-in capital	—	24,329
Accumulated deficit	(6,148,609)	(49,541)
Total Shareholders’ Deficit	(6,147,889)	(24,541)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$205,227,638	$198,950

(1)	Includes up to 875,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the Underwriters. On February 2, 2026, the Underwriters exercised their Over-Allotment Option in full to be settled as part of the closing of the Initial Public Offering. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, 875,000 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUZERO ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$147,265	$352,495
Loss from operations	(147,265)	(352,495)

Other income:
Interest earned on investments held in Trust Account	1,802,635	2,926,777
Interest earned on cash and cash equivalents	7,760	10,339
Total other income	1,810,395	2,937,116

Net income	$1,663,130	$2,584,621

Basic weighted average shares outstanding, Class A Ordinary Shares	20,611,875	16,853,909

Basic net income per share, Class A Ordinary Shares	$0.06	$0.11

Diluted weighted average shares outstanding, Class A Ordinary Shares	20,611,875	16,853,909

Diluted net income per share, Class A Ordinary Shares	$0.06	$0.11

Basic weighted average shares outstanding, Class B Ordinary Shares (1)	6,708,333	6,548,803

Basic net income per share, Class B Ordinary Shares	$0.06	$0.11

Diluted weighted average shares outstanding, Class B Ordinary Shares (1)	6,708,333	6,708,333

Diluted net income per share, Class B Ordinary Shares	$0.06	$0.11

(1)	Includes up to 875,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 2, 2026, the Underwriters exercised their Over-Allotment Option in full to be settled as part of the closing of the Initial Public Offering. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, 875,000 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUZERO ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	6,708,333	$671	$24,329	$(49,541)	$(24,541)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(7,643,056)	(6,881,054)	(14,524,110)

Sale of Private Placement Units	486,875	49	—	—	4,868,701	—	4,868,750

Fair value of public Warrants at issuance	—	—	—	—	2,918,125	—	2,918,125

Allocated value of transaction costs to Public Warrants and Private Placement Units	—	—	—	—	(168,099)	—	(168,099)

Net income	—	—	—	—	—	921,491	921,491

Balance — March 31, 2026 (unaudited)	486,875	49	6,708,333	671	—	(6,009,104)	(6,008,384)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(1,802,635)	(1,802,635)

Net income	—	—	—	—	—	1,663,130	1,663,130

Balance — June 30, 2026 (unaudited)	486,875	$49	6,708,333	$671	$—	$(6,148,609)	$(6,147,889)

(1)	As of December 31, 2025, includes up to 875,000 Class B Ordinary Shares that were subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters. On February 2, 2026, the Underwriters exercised their Over-Allotment Option in full to be settled as part of the closing of the Initial Public Offering. As a result of the Underwriters’ election to fully exercise their Over-Allotment Option, 875,000 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUZERO ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

For the Six Months Ended June 30,
2026
Cash Flows from Operating Activities:
Net income	$2,584,621
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs due to sponsor	16,332
Repayment of advances from related party	(16,973)
Interest earned on investments held in Trust Account	(2,926,777)
Changes in operating assets and liabilities:
Prepaid expenses	(49,906)
Short-term prepaid insurance	(99,719)
Long-term prepaid insurance	(58,169)
Accounts payable and accrued expenses	80,000
Net cash used in operating activities	(470,591)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units, net of underwriting discounts paid	197,728,125
Proceeds from sale of Private Placement Units	4,868,750
Underwriters’ reimbursement	503,125
Proceeds from IPO Promissory Note – related party	85,000
Repayment of IPO Promissory Note – related party	(230,000)
Payment of offering costs	(395,211)
Net cash provided by financing activities	202,559,789

Net Change in Cash and Cash Equivalents	839,198
Cash and cash equivalents – Beginning of period	69
Cash and cash equivalents – End of period	$839,267

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred Fee payable	$7,043,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

MUZERO ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED)

Note 1 — Organization and Business Operations

Muzero Acquisition Corp (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on October 10, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. As of June 30, 2026, the Company had not entered into a definitive agreement with any specific Business Combination target.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from October 10, 2025 (inception) through June 30, 2026 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, efforts to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Muzero Acquisition Sponsors LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 29, 2026. On February 2, 2026, the Company consummated its initial public offering (“Initial Public Offering”), which consisted of 20,125,000 units (the “Public Units”), including the exercise in full by the Underwriters of an option to purchase up to 2,625,000 Units at the offering price to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,250,000. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share, of the Company, and one-half of one redeemable warrant (each, a “Warrant”) of the Company, with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

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

Transaction costs amounted to $10,649,942, consisting of $3,018,750 of cash underwriting fee (net of $503,125 Underwriters’ reimbursement), $7,043,750 of Deferred Fee, and $587,442 of other offering costs.

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of June 30, 2026, the amount in the Trust Account is $10.15 per public share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor, officers, directors and Advisors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the trust account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to February 2, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and a contribution of $25,000 from the Sponsor for the issuance of the Founder Shares, and after the IPO, through IPO proceeds and working capital. As of June 30, 2026, the Company had $839,267 in cash and had working capital of $837,692.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by one or more promissory notes. Those promissory notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close and the Company liquidates, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there were no Working Capital Loans outstanding.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal period ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $4,267 and $69 and cash equivalents of $835,000 and $0 as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026, substantially all the assets held in the Trust Account, amounting to $204,176,777, which includes interest amounting to $2,926,777, of which $597,589 represents accrued interest as of June 30, 2026, and received on July 1, 2026, were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2025, there were no assets held in the Trust Account; assets were placed in the Trust Account at the closing of the Initial Public Offering.

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

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A Ordinary Shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Warrants and then to the Class A Ordinary Shares. Offering costs allocated to the Class A Ordinary Shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the Warrants included in the Public Units and Private Placement Units were charged to shareholders’ deficit, as the Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are 10,062,500 Public Warrants and 243,438 Private Placement Warrants currently outstanding as of June 30, 2026. There were no Public Warrants and Private Placement Warrants as of December 31, 2025.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants	(2,918,125)
Class A Ordinary Shares issuance costs	(10,481,843)
Plus:
Accretion of carrying value to redemption value	14,524,110
Class A Ordinary Shares subject to possible redemption, March 31, 2026	202,374,142
Plus:
Accretion of carrying value to redemption value	1,802,635
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$204,176,777

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

The calculation of diluted net income per Ordinary Share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 10,305,938 Class A Ordinary Shares in the calculation of diluted income per Ordinary Share, because their exercise is contingent upon future events. Accretion associated with the Class A Ordinary Shares subject to possible redemption is excluded from the calculation of earnings per Ordinary Share as the redemption value approximates fair value.

The Company has considered the effect of Class B Ordinary Shares that were excluded from weighted average number as they were contingent on the exercise of the Over-Allotment Option. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The following table reflects the calculation of basic and diluted net income per Ordinary Share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$1,254,757	$408,373	$1,861,364	$723,257
Denominator:
Basic weighted average shares outstanding	20,611,875	6,708,333	16,853,909	6,548,803
Basic net income per Ordinary Share	$0.06	$0.06	$0.11	$0.11

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$1,254,757	$408,373	$1,848,762	$735,859
Denominator:
Diluted weighted average shares outstanding	20,611,875	6,708,333	16,853,909	6,708,333
Diluted net income per Ordinary Share	$0.06	$0.06	$0.11	$0.11

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

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and BTIG purchased an aggregate of 486,875 Private Placement Units, generating gross proceeds of $4,868,750. Of those 486,875 Private Placement Units, the Sponsor purchased 335,938 Private Placement Units and BTIG purchased 150,937 Private Placement Units. Each whole warrant entitles the registered holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment.

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

The Sponsor and the Company’s officers, directors and Advisors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the trust account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On October 22, 2025, the Company issued an aggregate of 6,708,333 Class B Ordinary Shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company.

On January 23, 2026, the Sponsor assigned and transferred indirect interests in an aggregate of 280,000 Founder Shares to independent directors and officers and Advisors. All assignments and transfers are in exchange for their services as directors and officers and Advisors through the Company’s initial Business Combination. The indirect interests in the Founder Shares shall return to the Sponsor if the director, officer or Advisor is no longer serving the Company on or prior to the initial Business Combination. The transfer of indirect interests in Founder Shares to the independent directors and officers and Advisors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the assignment date. The total fair value of the 280,000 Founder Shares in which interests were transferred to the directors and officers and Advisors was $688,800 or $2.46 per share. The Company established the initial fair value of the Founder Shares on January 23, 2026, using a calculation prepared by a third party valuation team which takes into consideration the implied share price of $9.85 and probability of de-SPAC and instrument-specific market adjustment of 25.0%. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the transfer of Founder Shares. As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination or (2) the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

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

Advances from Related Party

As of June 30, 2026 and December 31, 2025, the Company owes $0 and $641 to a related party for expenses which it has paid on the Company’s behalf, respectively. The amount is due on demand.

Administrative Services Agreement

Pursuant to the Administrative Services Agreement dated January 29, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $15,000 per month for office space, utilities and secretarial and administrative support commencing on January 30, 2026. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $75,000 in administrative services fees, respectively, of which $75,000 and $0 were included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Registration Rights

The holders of the Founder Shares, Private Placement Units and the Class A Ordinary Shares underlying the Warrants contained in such Private Placement Units and Units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed prior to or on the effective date of the Initial Public Offering. The holders of securities having an aggregate value of $25 million are entitled to make up to three demands, excluding short-form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Registration Statement. In addition, BTIG may participate in a piggyback registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Additionally, the Underwriters are entitled to a Deferred Fee of $0.35 per Unit, or up to $7,043,750, payable to the representative on behalf of the Underwriters only upon the consummation of an initial Business Combination. The Deferred Fee will be payable to the representative on behalf of the Underwriters upon the closing of the initial Business Combination in two portions, as follows: (i) $0.20 per unit sold in the Initial Public Offering shall be paid to the Underwriters in cash, (ii) up to $0.15 per unit sold in the Initial Public Offering shall be paid to the Underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Class A Ordinary Shares that are redeemed in connection with an initial Business Combination.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 450,000,000 Class A Ordinary Shares at par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, there were 486,875 and no Class A Ordinary Shares issued and outstanding, excluding 20,125,000 and 0 Class A Ordinary Shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 49,000,000 Class B Ordinary Shares at par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, there were 6,708,333 Class B Ordinary Shares issued and outstanding. On October 22, 2025, the Company issued an aggregate of 6,708,333 Founder Shares in exchange for a $25,000 payment (approximately $0.004 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 875,000 shares subject to forfeiture if the Over-Allotment Option was not exercised by the Underwriters in full. As a result of the Underwriters’ election to fully exercise the Over-Allotment Option on February 2, 2026, 875,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, approximately 25% of the sum of (i) the total number of all Class A Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Underwriters’ Over-Allotment Option and excluding the Class A Ordinary Shares underlying the Warrants contained in the private placement units), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A Ordinary Shares by public shareholders in connection with an initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

Warrants — There are 10,062,500 Public Warrants and 243,438 Private Placement Warrants currently outstanding as of June 30, 2026. There were no Public Warrants and Private Placement Warrants outstanding as of December 31, 2025. Each whole warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:    The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of our initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026		December 31, 2025
Investments held in Trust Account	1	$204,176,777	*	$—

*	includes accrued interest amounting to $597,589.

The fair value as of date of the Public Warrants issued in the Initial Public Offering was $2,918,125, or $0.29 per Public Warrant. The Public Warrants issued in the Initial Public Offering have been classified within shareholders’ equity and will not require remeasurement after issuance. The fair value of the Public Warrants was calculated utilizing a Monte Carlo simulation. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants issued in the Initial Public Offering:

February 2, 2026
Expected term to de-SPAC (years)	2.0
Probability of de-SPAC and instrument-specific market adjustment	25.0%
Risk-free rate (continuous)	4.01%
Implied Class A share price	$9.85

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026		December 31, 2025
Cash and cash equivalents	$839,267		$69
Investments held in Trust Account	$204,176,777	*	$—

*	includes accrued interest (interest that has been earned but not yet received) amounting to $597,589.

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$147,265	$352,495
Interest earned on investments held in Trust Account	$1,802,635	$2,926,777

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since October 10, 2025 (inception) through June 30, 2026, have been (i) organizational activities and (ii) activities relating to (x) the IPO and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,663,130, which consists of interest earned on investments held in the Trust Account of $1,802,635, interest earned on cash and cash equivalents of $7,760, offset by general and administrative expenses of $147,265.

For the six months ended June 30, 2026, we had a net income of $2,584,621, which consists of interest earned on investments held in the Trust Account of $2,926,777, interest earned on cash and cash equivalents of $10,339, offset by general and administrative expenses of $352,495.

Liquidity and Capital Resources

Following the IPO, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $201,250,000 was placed in the Trust Account. We incurred fees of $10,649,942 in the Initial Public Offering, consisting of $3,018,750 of cash underwriting fee (net of $503,125 Underwriters’ reimbursement), the Deferred Fee of $7,043,750 and $587,442 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $470,591. Net income of $2,584,621 was affected by interest earned on investments held in the Trust Account of $2,926,777, payment of operation costs through due to sponsor of $16,332 and repayment of advances from related party of $16,973. Changes in operating assets and liabilities used $127,794 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $204,176,777 (including $2,926,777 of interest income, of which $597,589 represented accrued interest as of June 30, 2026). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and shall exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, to make other acquisitions and to pursue our growth strategies.

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

As of June 30, 2026, we had cash held outside of the Trust Account of $839,267. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, to travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, to review corporate documents and material agreements of prospective target businesses, and to structure, negotiate and complete a Business Combination.

Our liquidity needs through February 2, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Our liquidity needs from the Initial Public Offering until June 30, 2026 have been satisfied from the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

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

Working Capital Loans

In order to fund working capital deficiencies or to finance transaction costs in connection with a Business Combination, the Sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, finance lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on January 30, 2026, and until the completion of our Business Combination or liquidation, we have agreed to reimburse an affiliate of the Sponsor $15,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement dated January 29, 2026. For the three and six months ended June 30, 2026, we incurred $45,000 and $75,000 in administrative services fees, respectively, of which $75,000 and $0 were included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any. On February 2, 2026, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $0.175 per Public Unit, or $3,521,875 upon the consummation of the Initial Public Offering. The Underwriters paid us an aggregate amount of $503,125 at the closing of the Initial Public Offering as reimbursement to us for certain of our expenses and fees incurred in connection with the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of $0.35 per Public Unit, or up to $7,043,750, in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement in two portions, as follows: (i) $0.20 per Public Unit sold in the Initial Public Offering shall be paid to the Underwriters in cash, (ii) up to $0.15 per Public Unit sold in the Initial Public Offering shall be paid to the Underwriters in cash, based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Registration Rights

The holders of (i) the Founder Shares, (ii) the Private Placement Units and (iii) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors, officers and Advisors have agreed that: (i) the Founder Shares shall be subject to transfer restrictions of the earlier of (A) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (B) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (ii) the Private Placement Units (included their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (iii) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days from the effective date of the Underwriting Agreement.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report.

However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 486,875 Private Placement Units to our Sponsor and BTIG in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $4,868,750. Of those 486,875 Private Placement Units, the Sponsor purchased 335,938 Private Placement Units and BTIG purchased 150,937 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 13, 2026	MUZERO ACQUISITION CORP

	By:	/s/ Von Lam
	Name:	Von Lam
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ Yuming Zou
	Name:	Yuming Zou
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)